Form 10-K405
period 1996-12-31
IMC HOME EQUITY LOAN TRUST 1996-3
filed 1997-04-03
CIK 1020193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 1996 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to        .
                               -------    -------

                       Commission File Number 333-4911-01
                                              -----------

                        IMC HOME EQUITY LOAN TRUST 1996-3
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                      13-3902498
------------------------------------          ---------------------------------
     (State of other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)                  Identification No.)

c/o The Chase Manhattan Bank
Structured Finance Services
450 West 33rd Street, New York, NY                        10001-2697
----------------------------------------      ----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (813) 932-2211 Securities registered pursuant to Section 12(b) of the Act:

         Title of each class Name of each exchange on which registered:

             None                                           None
---------------------------                       -----------------------------

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (s 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                 Not Applicable

                        IMC HOME EQUITY LOAN TRUST 1996-3
                                      INDEX


                                                                         Page
PART I   ............................................................      3
         ITEM 1   -  BUSINESS........................................      3
         ITEM 2   -  PROPERTIES......................................      3
         ITEM 3   -  LEGAL PROCEEDINGS...............................      3
         ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS............................................      3

PART II  ............................................................      3
         ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS .......................      3
         ITEM 6   -  SELECTED FINANCIAL DATA ........................      3
         ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....      3
         ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....      4
         ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE  ...........      4

PART III ............................................................      4
         ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.........................................      4
         ITEM 11  - EXECUTIVE COMPENSATION ..........................      4
         ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT .............................      4
         ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS.......................................      8

PART IV  ............................................................      8
         ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K................................      8

SIGNATURES...........................................................     10
INDEX TO EXHIBITS....................................................     11

                                     PART I
ITEM 1 - BUSINESS

         Not Applicable

ITEM 2 - PROPERTIES

         Not Applicable

ITEM 3 - LEGAL PROCEEDINGS

         The Depositor is not aware of any material pending legal proceedings involving either the IMC Home Equity Loan Trust 1996-3 (the "Trust"), established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated July 1, 1996, among The Chase Manhattan Bank, as trustee (the "Trustee"), IMC Securities, Inc., as depositor (the "Depositor") and Industry Mortgage Company, L.P., as servicer (the "Servicer"); the Trustee; the Depositor or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

         To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

         All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates and Class A-7 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of February 13, 1997, there were 9 holders of the Class A-1 Certificates, 28 holders of the Class A-2 Certificates, 6 holders of the Class A-3 Certificates, 2 holders of the Class A-4 Certificates, 4 holders of the Class A-5 Certificates, 3 holders of the Class A-6 Certificates and 19 holders of the Class A-7 Certificates.


ITEM 6   -  SELECTED FINANCIAL DATA

         Not Applicable

ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1996 was $509,028.03.

ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes of accountants or disagreements on accounting or financial disclosures between Industry Mortgage Company, L.P. (the "Issuer") and its accountants.


                                    PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

ITEM 11  - EXECUTIVE COMPENSATION

         Not Applicable

ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth (I) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.


Name and Address                            Principal Amount           % of Class
----------------                            ----------------           ----------
Class A-1

Bankers Trust Company                       $30,905,392.36             53.49%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Bear Stearns Securities Corp.               $ 3,159,217.89              5.47%
One Metrotech Center North, 4th Floor
Brooklyn, NY 11201-3862

Boston Safe Deposit & Trust Co.             $10,301,797.45             17.83%
c/o Mellon Bank N.A.
Three Mellon Bank Center

Name and Address                            Principal Amount           % of Class
----------------                            ----------------           ----------
(continued)
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank/Chemical               $11,353,954.37             19.65%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Class A-2

Bank of New York                            $ 4,260,000.00             14.00%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Bankers Trust Company                       $ 1,683,000.00              5.53%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank                        $ 6,277,000.00             20.63%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

Crestar Bank                                $ 1,856,000.00              6.10%
P.O. Box 26246
Richmond, VA 23261
First Union National Bank                   $ 2,192,000.00              7.21%
401 South Tryon Street
Charlotte, NC 28288

Northern Trust Company                      $ 3,090,000.00             10.16%
801 S. Canal C-In
Chicago, IL 60607

Summit Bank Trust Account                   $ 2,283,000.00              7.50%
210 Main Street
Hackensack, NJ 07601

Class A-3

Bank of New York                            $ 2,550,000.00              6.39%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Bankers Trust Company                       $10,000,000.00             25.05%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Name and Address                            Principal Amount           % of Class
----------------                            ----------------           ----------
(continued)
Chase Manhattan Bank                        $ 5,000,000.00             12.53%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

Chase Manhattan Bank/                       $ 5,000,000.00             12.53%
Broker & Dealer Clearance Dept.
4 New York Plaza, 21st Floor
New York, NY 10015

Chase Manhattan Bank/Chemical               $16,370,000.00             41.01%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Class A-4

Bankers Trust Company                       $ 9,536,000.00             98.96%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Class A-5

Chase Manhattan Bank/                       $ 5,000,000.00             13.21%
Broker & Dealer Clearance Dept.
4 New York Plaza, 21st Floor
New York, NY 10015

Chase Manhattan Bank/Chemical               $25,842,000.00             68.29%
Auto Settle Department
4 New York Plaza, 4th Floor
New York, NY 10004

Chase Manhattan Bank, Trust                 $ 5,000,000.00             13.21%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

SSB-Custodian                               $ 2,000,000.00              5.29%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA 02105-1631

Class A-6

Chase Manhattan Bank                        $14,000,000.00             70.51%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

Citibank/Private Banking Division           $ 5,000,000.00             25.18%
1309 N. Ward Street, 2nd Floor

Name and Address                            Principal Amount           % of Class
----------------                            ----------------           ----------
(continued)
Tampa, Fl 33607

Class A-7

Bank of New York                            $ 1,850,000.00              6.56%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Boston Safe Deposit & Trust Co.             $ 3,650,000.00             12.95%
c/o Mellon Bank N.A.
Three Mellon Bank Center

Corestates Bank/Commonwealth of PA          $ 3,600,000.00             12.77%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA 02105-1631

Chase Manhattan Bank, Trust                 $ 7,742,000.00             27.46%
Two Chase Manhattan Plaza, 5th Floor
New York, NY 10081

SSB-Custodian                               $ 4,200,000.00             14.90%
Global Proxy Unit, A5NW
P.O. Box 1631
Boston, MA 02105-1631

Fifth Third Bank (The)                      $ 3,000,000.00             10.64%
Dept. 00850 - Proxy
38 Fountain Square Plaza
Cincinnati, OH 45263

ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         [None]

                                     Part IV


ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  Not applicable.

         2.       Financial Statement Schedules:

                  Not applicable.

         3.       Exhibits:

                    EXHIBIT NO.                                        DESCRIPTION
                    -----------                                        -----------

                           99.1                      Statement of Compliance of the Servicer.


                           99.2                      Annual Report of Independent Accountants
                                                     with respect to the Servicer's overall servicing
                                                     operations.


                           99.3                      Annual compilation of Monthly Trustee's
                                                     Statement.


(b)      Reports on Form 8-K

5 reports on Form 8-K have been filed by the issuer during the period covered by this report.



DATE OF REPORTS ON FORM 8-K                                 ITEMS REPORTED/FINANCIAL
                                                             STATEMENTS FILED
August 25, 1996                                      Trustee's Monthly Report for the July
                                                     Monthly Period.

September 25, 1996                                   Trustee's Monthly Report for the August
                                                     Monthly Period.

October 25, 1996                                     Trustee's Monthly Report for the September
                                                     Monthly Period.

November 25, 1996                                    Trustee's Monthly Report for the October
                                                     Monthly Period.

December 26, 1996                                    Trustee's Monthly Report for the November
                                                     Monthly Period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              By:      IMC Securities, Inc.,
                              As Depositor


                              By: /s/ Thomas G. Middleton
                                  ----------------------------------------
                              Name:   Thomas G. Middleton
                              Title:  President, Chief Operating Officer,
                                      Assistant Secretary and Director


                              By: /s/ Stuart D. Marvin
                                  ----------------------------------------
                              Name:   Stuart D. Marvin
                              Title:  Chief Financial Officer


Date: March 28, 1997

                INDEX TO EXHIBITS
                   Item 14(C)



    EXHIBIT NO.                              DESCRIPTION
    -----------                              -----------

           99.1            Statement of Compliance of the Servicer.

           99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

           99.3            Annual compilation of Monthly Trustee's
                           Statement.